Form 10QSB
period 2002-03-31
BIOMED RESEARCH TECHNOLOGIES INC
filed 2002-07-19
CIK 1160358

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 2002
                                        ------------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-33225
                                                ---------

                       BIOMED RESEARCH TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Florida                                 65-0700727
-------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                      3913 Riga Blvd., Tampa, Florida 33619
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (813) 792-2020
                        --------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
        (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,144,767 shares of Common Stock as of July 1, 2002.

                                      INDEX

                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited).......   1

Item 2.   Management's Discussion and Analysis and Plan of Operations...   7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  10

Item 2.   Changes in Securities and Use of Proceeds.....................  10

Item 3.   Defaults Upon Senior Securities...............................  10

Item 4.   Submission of Matters to a Vote of Security Holders...........  10

Item 5.   Other Information.............................................  10

Item 6.   Exhibits and Reports on Form 8-K..............................  10

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements



                       BIOMED RESEARCH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2002

                                TABLE OF CONTENTS



                                                                                                                Page
                                                                                                                ----
Condensed Consolidated Financial Statements:

      Condensed Consolidated Balance Sheet as of March 31, 2002 (Unaudited) ......................................3

      Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and
         2002 and for the period from October 9, 1996 (inception) through March 31, 2002 (Unaudited)..............4

      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
         2002 and for the period from October 9, 1996 (inception) through March 31, 2002 (Unaudited)..............5

Notes to Condensed Consolidated Financial Statements..............................................................6




BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------




                                                              MARCH 31, 2002
                                                              --------------
                           ASSETS
 Current assets:
     Cash                                                      $       274
                                                               -----------
        Total current assets                                           274
                                                               -----------

 Property and equipment, net                                         7,840
                                                               -----------

 Other assets:
     Deposit                                                           500
     Technology and patent rights, net                           4,255,148
                                                               -----------
        Total other assets                                       4,255,648
                                                               -----------

        Total assets                                           $ 4,263,762
                                                               ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                          $   103,215
     Accrued salaries                                            1,121,435
     Due to related parties                                         46,075
                                                               -----------
        Total current liabilities                                1,270,725
                                                               -----------

 Stockholders' equity (deficit):
     Preferred stock, $0.0001 par value,
       10,000,000 shares authorized, -0- shares
       issued and outstanding                                           --
     Common stock, $0.0001 par value; 40,000,000
       shares authorized, issued and outstanding,
       11,144,767 shares                                             1,114
     Additional paid-in capital                                  5,577,306
     Deficit accumulated during the development stage           (2,585,383)
                                                               -----------
        Total stockholders' equity                               2,993,037
                                                               -----------

        Total liabilities and stockholders' equity             $ 4,263,762
                                                               ===========







            See accompanying notes to condensed financial statements.

BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                                   OCTOBER 9, 1996
                                             THREE MONTHS      THREE MONTHS         (INCEPTION)
                                                 ENDED             ENDED              THROUGH
                                               MARCH 31,         MARCH 31,           MARCH 31,
                                                 2001              2002                2002
                                             ------------      -------------       ------------
Revenues                                     $         --       $         --       $         --
                                             ------------       ------------       ------------

Operating expenses:
    Salary expenses                               195,750            187,500          1,845,523
    Depreciation and amortization                     528             67,046            252,820
    Other operating expenses                       74,963             68,660            487,034
                                             ------------       ------------       ------------
       Total operating expenses                   271,241            323,206          2,585,377
                                             ------------       ------------       ------------


Net loss                                     $   (271,241)      $   (323,206)      $ (2,585,377)
                                             ============       ============       ============

Net loss per share,  basic and diluted       $      (0.06)      $      (0.03)
                                             ============       ============

Average weighted number of
  shares outstanding, basic and diluted         4,374,350         11,144,767
                                             ============       ============




            See accompanying notes to condensed financial statements.

BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                                            OCTOBER 9, 1996
                                                           THREE MONTHS     THREE MONTHS      (INCEPTION)
                                                               ENDED           ENDED             THROUGH
                                                             MARCH 31,       MARCH 31,         MARCH 31,
                                                               2001             2002              2002
                                                           -----------       -----------       -----------
        Net cash used in operating activities              $  (129,829)      $   (12,713)      $  (439,847)
                                                           -----------       -----------       -----------

        Cash flows from investing activities:
            Cash acquired in acquistion                             --                --           170,000
            Purchase of property, plant and equipment           (9,285)               --           (15,816)
                                                           -----------       -----------       -----------
        Net cash provided by investing activities               (9,285)               --           154,184
                                                           -----------       -----------       -----------

        Cash flows from financing activities:
            Increase (decrease) in related party loans              --             8,000            69,952
            Increase in loans payable                          163,750                --           163,750
            Proceeds from sale of common stock - net
                of costs                                            --                --            52,235
                                                           -----------       -----------       -----------
        Net cash provided by financing activities              163,750             8,000           285,937
                                                           -----------       -----------       -----------

        Net increase (decrease) in cash                         24,636            (4,713)              274
                                                           -----------       -----------       -----------

        Cash at beginning of period                                 --             4,987                --
                                                           -----------       -----------       -----------

        Cash at end of period                              $    24,636       $       274       $       274
                                                           ===========       ===========       ===========

        SUPPLEMENTAL CASH FLOW INFORMATION:

      Non-cash investing and financing activities:
            Common stock issued for services               $        --       $        --       $   662,557
                                                           ===========       ===========       ===========
            Common stock issued for acquisitions           $        --       $        --       $ 4,863,628
                                                           ===========       ===========       ===========



            See accompanying notes to condensed financial statements.

BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Biomed Research Technologies, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying unaudited condensed consolidated financial statements include the accounts of Biomed Research Technologies, Inc. and its wholly owned subsidiary, Sure Medical, Inc. at March 31, 2002. All inter-company accounts have been eliminated in consolidation. At March 31, 2001 Biomed Research Technologies, Inc and Sure Medical, Inc were separate, unrelated entities.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company's Form 10-KSB.


NOTE 2 - RELATED PARTY TRANSACTIONS

The following summarizes the Company's outstanding payables to related parties at March 31:


                                              2001         2002
                                            -------      -------

      Balance at beginning of period        $   953      $38,075
      Transactions during period                 --        8,000
                                            -------      -------
      Balance payable at end of period      $   953      $46,075
                                            =======      =======



NOTE 3 - GOING CONCERN

The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan is to obtain equity and financing through the sale of common stock. There can be no assurance that the Company can raise additional funding through the sale of its common stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management Discussion and Analysis or Plan of Operations

General

         Biomed Research Technologies, Inc., through its subsidiary, is engaged in identifying biomedical technologies currently available at academic research institutions and developing these technologies into products which will improve human health and the quality of life. Through our wholly-owned subsidiary, Sure Medical, Inc., we hold the exclusive worldwide rights to the Bioavailability Booster. The Bioavailability Booster is an enantiomer. Certain enantiomers have been identified for their ability to bend light in opposite directions from their mirror image resulting in the potential enhancement of the performance of certain pharmaceutical products. We believe the Bioavailability Booster can be used to augment performance of certain FDA approved pharmaceutical products. We are currently a development stage company without any marketable products at this time.

         "We", "us", or "our" refers to Biomed Research Technologies, Inc. and our wholly owned subsidiary, Sure Medical, Inc.

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Critical Accounting Policies

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

         Use of Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, estimated useful life of fixed assets and the carrying value of long-lived assets and intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

         As of March 31, 2002, we had existing cash reserves of $274. We have no revenues. Our operating expenses from inception through March 31, 2002 were $2,585,377, mostly comprised of salary expense of $1,845,523. For the three months ended March 31, 2002 our operating expenses were $323,206 as compared to operating expenses of $271,241 for the three month period ended March 31, 2001.

         As a development stage company we have incurred a net loss from inception through March 31, 2002 of approximately $2,585,377. We have incurred a net loss for the three months ended March 31, 2002 of approximately $323,206. Since our patent for the Bioavailability Booster was not acquired until 2001, a nominal amount of our net losses are attributable to product development and the nature of our net losses is principally compensation expense.

Plan of Operations

         While we were organized in 1996, we did not acquire Sure Medical, Inc. until April 2001. We have little operating history upon which an evaluation of management's performance and our future prospects can be made. There can be no assurances whatsoever that we will be able to successfully implement our business strategy or penetrate our markets or attain a wide following for our product, or that we will ever attain a level of profitability. In addition, we will be subject to all the risks inherent in a start-up enterprise. Our prospects must be considered in light of the numerous risks, expenses, delays and problems frequently encountered in the establishment of a new business in industries characterized by emerging markets and intense competition. The success of our company is dependent on our submission of an IND Application to the FDA and eventual FDA approval of our Bioavailability Booster. We must obtain financing or establish a relationship with an FDA approved manufacturer in order to meet cash requirements required to file an FDA application. We estimate that the cost of repeating pre-clinical studies with a product available from an FDA approved manufacturer will be approximately $250,000. We anticipate that these costs will be assumed by third parties. Without the establishment of a third party relationship with an FDA approved manufacturer we will not be able to complete the necessary pre-clinical studies to prepare an IND application for submission to the FDA.

         We are focusing our attention towards establishing relationships to submit an application to the FDA, as well as to market, license, manufacture and produce our Bioavailability Booster. In the event we cannot establish the necessary third party relationships, we will need to raise additional financing to continue our operations. We are currently focused on identifying drug manufacturing and marketing companies to form agreements and alliances to eventually produce and develop a commercially viable product. Presently we are working to structure agreements, joint ventures, licensing contracts, and strategic alliances with these companies. To date we have not entered into any agreements, joint ventures, licensing contracts or strategic alliances.

         Because of our plan to joint venture or license our product, we do not anticipate significant continuing cash operating losses. However, to the extent we continue to issue shares as compensation our operating losses will continue. Our officers have historically accrued the majority of their salaries, although portions of their salaries for the year ended December 31, 2001 have been partially paid from funds received through Sure's private placement in January 2001.

         We do not anticipate any purchase of plant or significant equipment during the next 12 months. We also do not anticipate any significant change in the number of our employees in the next 12 months. Each of these items are subject to material change in the event of a joint venture or significant financing.

         Our auditors have included a paragraph in their report on our annual financial statements for the year ended December 31, 2001 which expresses concern about our ability to continue as a going concern unless we can secure additional financing. We expect significant operating losses to continue at least during 2002. There can be no assurances that any additional funding will be available or, if available, that such funding can be obtained on favorable terms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         On May 30, 2002, we were notified by the Securities and Exchange Commission that our Form 10-SB Registration Statement, as amended (originally filed on or about October 11, 2001), had cleared comments with the Staff of the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  None.

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                     Biomed Research Technologies, Inc.


Date: July 19, 2002                  By: /s/ Ahmad Moradi
                                        ---------------------------------------
                                        Ahmad Moradi, Chief Executive Officer
                                        and Chairman


Date: July 19, 2002                  By:/s/ Steven Rosner
                                        ---------------------------------------
                                        Steven Rosner, Vice President, Chief
                                        Operating Officer and Director


Date: July 19, 2002                  By: /s/ Donald Clippinger
                                        ---------------------------------------
                                         Donald Clippinger, President and
                                         Director