Form 10QSB
period 2002-06-30
BIOMED RESEARCH TECHNOLOGIES INC
filed 2002-08-14
CIK 1160358

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to _________________

                         Commission File Number: 0-33225

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

                      3913 Riga Blvd., Tampa, Florida 33619
                    (Address of principal executive offices)
                                 (813) 792-2020
                           (Issuer's telephone number)


         ---------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,144,767 shares of Common Stock as of August 1, 2002.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis and Plan of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                                TABLE OF CONTENTS




Condensed Consolidated Financial Statements:

      Condensed Consolidated Balance Sheet as of June 30, 2002 (Unaudited) .......................................2

      Condensed Consolidated Statements of Operations for the six months ended
         June 30, 2001 and 2002 and for the three months ended June 30, 2001 and
         2002, and for the period from October 9, 1996 (inception) through June
         30, 2002 (Unaudited).....................................................................................3

      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and
         2002 and for the period from October 9, 1996 (inception) through June 30, 2002 (Unaudited)...............4

Notes to Condensed Consolidated Financial Statements..............................................................5


                       BIOMED RESEARCH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2002

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


               BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                  June 30, 2002
                                                                  -------------
                                    ASSETS
Current assets:
    Cash                                                           $     1,553
                                                                   -----------

Property and equipment, net                                              6,970
                                                                   -----------

Other assets:
    Deposit                                                                500
    Technology and patent rights, net                                4,180,540
                                                                   -----------
       Total other assets                                            4,181,040
                                                                   -----------

       Total assets                                                $ 4,189,563
                                                                   ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $   108,998
    Accrued salaries                                                 1,314,983
    Due to related parties                                              59,075
                                                                   -----------
       Total current liabilities                                     1,483,056
                                                                   -----------

Stockholders' equity (deficit) :
    Preferred stock, $0.0001 par value,
      10,000,000 shares authorized, -0- shares
      issued and outstanding                                                --
    Common stock, $0.0001 par value; 40,000,000
      shares authorized, issued and outstanding,
      11,144,767 shares                                                  1,114
    Additional paid-in capital                                       5,577,306
    Deficit accumulated during the development stage                (2,871,913)
                                                                   -----------
       Total stockholders' equity                                    2,706,507
                                                                   -----------

       Total liabilities and stockholders' equity                  $ 4,189,563
                                                                   ===========





            See accompanying notes to condensed financial statements.

               BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                                                                             October 9, 1996
                                                                                                               (Inception)
                                            Three Months Ended June 30,          Six Months Ended June 30,        through
                                           -----------------------------     -----------------------------        June 30,
                                                2001             2002            2001            2002              2002
                                           ------------     ------------     ------------     ------------     ------------
Revenues                                   $         --     $         --     $         --     $         --     $         --
                                           ------------     ------------     ------------     ------------     ------------

Operating expenses:
    Salary expenses                             187,500          187,500          383,250          375,000        2,033,023
    Depreciation and amortization                63,028           75,478           63,556          142,524          328,304
    Other operating expenses                     89,128           36,525          164,091           92,212          510,586
                                           ------------     ------------     ------------     ------------     ------------
       Total operating expenses                 339,656          299,503          610,897          609,736        2,871,913
                                           ------------     ------------     ------------     ------------     ------------

Net loss                                   $   (339,656)    $   (299,503)    $   (610,897)    $   (609,736)    $ (2,871,913)
                                           ============     ============     ============     ============     ============

Net loss per share,  basic and diluted     $      (0.03)    $      (0.03)    $      (0.08)    $      (0.05)
                                           ============     ============     ============     ============

Average weighted number of
  shares outstanding, basic and diluted      10,224,055       11,144,767        7,960,336       11,144,767
                                           ============     ============     ============     ============





            See accompanying notes to condensed financial statements.

               BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                           October 9, 1996
                                                                                             (Inception)
                                                           Six Months Ended June 30,           through
                                                     -----------------------------------       June 30,
                                                        2001                 2002               2002
                                                     -----------         -----------         -----------
Net cash used in operating activities                $  (203,574)        $   (24,434)        $  (451,568)
                                                     -----------         -----------         -----------

Cash flows from investing activities:
    Cash acquired in acquistion                          170,000                  --             170,000
    Purchase of property, plant and equipment             (9,778)                 --             (15,816)
                                                     -----------         -----------         -----------
Net cash provided by investing activities                160,222                  --             154,184
                                                     -----------         -----------         -----------

Cash flows from financing activities:
    Increase in related party loans                      193,750              21,000             246,702
    Stock subscription payable                           (47,190)                 --                  --
    Proceeds from sale of common stock - net
     of costs                                                 --                  --              52,235
                                                     -----------         -----------         -----------
Net cash provided by financing activities                146,560              21,000             298,937
                                                     -----------         -----------         -----------

Net increase (decrease) in cash                          103,208              (3,434)              1,553
                                                     -----------         -----------         -----------

Cash at beginning of period                                   --               4,987                  --
                                                     -----------         -----------         -----------

Cash at end of period                                $   103,208         $     1,553         $     1,553
                                                     ===========         ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
    Common stock issued for services                 $   572,557         $        --         $   662,557
                                                     ===========         ===========         ===========
    Common stock issued for acquisitions             $ 4,863,628         $        --         $ 4,863,628
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying unaudited condensed consolidated financial statements include the accounts of Biomed Research Technologies, Inc. and its wholly owned subsidiary, Sure Medical, Inc. at June 30, 2002. The unaudited condensed consolidated financial statements include the accounts of Biomed Research Technologies, Inc. for the six months ended June 30, 2001, and its wholly owned subsidiary, Sure Medical, Inc. from the date of acquisition, April 17, 2001 to June 30, 2001. All inter-company accounts have been eliminated in consolidation.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001 found in the Company's Form 10-KSB.


NOTE 2 - RELATED PARTY TRANSACTIONS

The following summarizes the Company's outstanding payables to related parties at June 30:

                                                2001                  2002
                                               -------               -------
Balance at beginning of period                 $   953               $38,075
Transactions during the period                     123                21,000
                                               -------               -------
Balance payable at end of period               $ 1,076               $59,075
                                               =======               =======


NOTE 3 - GOING CONCERN

The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Managements' plan is to obtain equity and financing through the sale of common stock. There can be no assurance that the Company can raise additional funding through the sale of its common stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         USE OF ESTIMATES

         Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to valuation allowance for the deferred tax asset, estimated useful life of fixed assets and the carrying value of long- lived assets and intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

         As of June 30, 2002, we had existing cash reserves of $1,553. We have no revenues. Our operating expenses from inception through June 30, 2002 were $2,871,913, mostly comprised of salary expense ($2,033,023). As a development stage company we have incurred a net loss from inception through June 30, 2002 of $2,871,913. Since our patent for the Bioavailability Booster was not acquired until 2001, a nominal amount of our net losses are attributable to product development and the nature of our net losses is principally compensation expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

          For the three months ended June 30, 2002 our operating expenses were $299,503 as compared to operating expenses of $339,656 for the three month period ended June 30, 2001. We have incurred a net loss for the three months ended June 30, 2002 of $299,503 as compared to a net loss for the three months ended June 30, 2001 of $339,656.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002.

         For the six months ended June 30, 2002 our operating expenses were $609,736 as compared to operating expenses of $610,897 for the six month period ended June 30, 2001. We have incurred a net loss for the six months ended June 30, 2002 of $609,736 as compared to a net loss for the six months ended June 30, 2001 of $610,897.

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

         Because of our plan to joint venture or license our product, we do not anticipate significant continuing cash operating losses. However, to the extent we continue to issue shares as compensation for services our operating losses will continue. Our officers have historically accrued the majority of their salaries, although portions of their salaries for the year ended December 31, 2001 have been partially paid from funds received through Sure's private placement in January 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  99.1     Certification of Chief Executive Officer
                  99.2     Certification of Chief Operating Officer

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                       Biomed Research Technologies, Inc.



Date: August 13, 2002                  By: /s/ AHMAD MORADI
                                           -------------------------------------
                                           Ahmad Moradi, Chief Executive Officer
                                           and Chairman


Date: August 13, 2002                  By: /s/ STEVEN ROSNER
                                           -------------------------------------
                                           Steven Rosner, Vice President, Chief
                                           Operating Officer and Director


Date: August 13, 2002                  By: /s/ DONALD CLIPPINGER
                                           -------------------------------------
                                           Donald Clippinger, President and
                                           Director