Form 10QSB
period 2002-09-30
BIOMED RESEARCH TECHNOLOGIES INC
filed 2002-11-14
CIK 1160358

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 2002
                                        -------------------------------

 [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission File Number: 0-33225

                       BIOMED RESEARCH TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Florida                                    65-0700727
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      3913 Riga Blvd., Tampa, Florida 33619
                    ----------------------------------------
                    (Address of principal executive offices)
                                 (813) 792-2020
                           ---------------------------
                           (Issuer's telephone number)

              ---------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,144,767 shares of Common Stock as of November 1, 2002.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis and Plan of Operations

Item 3.  Controls and Procedures


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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                       BIOMED RESEARCH TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2002

                                TABLE OF CONTENTS




Condensed Consolidated Financial Statements:

      Condensed Consolidated Balance Sheet as of September 30, 2002 (Unaudited) ..................................1

      Condensed Consolidated Statements of Operations for the nine months ended
         September 30, 2001 and 2002 and for the three months ended September
         30, 2001 and 2002, and for the period from October 9, 1996 (inception)
         through September 30, 2002 (Unaudited)...................................................................2

      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2002 and for the period from October 9, 1996 (inception) through September 30, 2002
         (Unaudited)..............................................................................................3

Notes to Condensed Consolidated Financial Statements..............................................................4


BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
================================================================================




                                                                September 30, 2002
                                                                ------------------


                              ASSETS
Current assets:
    Cash                                                         $     2,895
                                                                 -----------

Property and equipment, net                                            6,100
                                                                 -----------

Other assets:
    Deposit                                                              500
    Technology and patent rights, net                              4,114,363
                                                                 -----------
       Total other assets                                          4,114,863
                                                                 -----------

       Total assets                                              $ 4,123,858
                                                                 ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                             $   115,946
    Accrued expenses                                               1,505,202
    Due to related parties                                            78,575
                                                                 -----------
       Total current liabilities                                   1,699,723
                                                                 -----------

Stockholders' equity (deficit) :
    Preferred stock, $0.0001 par value,
      10,000,000 shares authorized, -0- shares
      issued and outstanding                                              --
    Common stock, $0.0001 par value; 40,000,000
      shares authorized, issued and outstanding,
      11,144,767 shares at September 30, 2002                          1,114
    Additional paid-in capital                                     5,577,306
    Deficit accumulated during the development stage              (3,154,285)
                                                                 -----------
       Total stockholders' equity (deficit)                        2,424,135
                                                                 -----------

       Total liabilities and stockholders' equity (deficit)      $ 4,123,858
                                                                 ===========




            See accompanying notes to condensed financial statements.

BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
================================================================================





                                                                                                             OCTOBER 9, 1996
                                                  THREE MONTHS ENDED              NINE MONTHS ENDED            (INCEPTION)
                                                    SEPTEMBER 30,                    SEPTEMBER 30,               THROUGH
                                           -----------------------------     -----------------------------     SEPTEMBER 30,
                                               2001             2002             2001             2002             2002
                                           ------------     ------------     ------------     ------------     ------------
Revenues                                   $         --     $         --     $         --     $         --     $         --
                                           ------------     ------------     ------------     ------------     ------------

Operating expenses:
    Salary expenses                             193,750          187,500          577,000          562,500        2,220,523
    Depreciation and amortization                75,528           67,046          139,084          209,571          395,351
    Other operating expenses                     13,093           95,667          245,025          120,036          538,410
                                           ------------     ------------     ------------     ------------     ------------
       Total operating expenses                 282,371          350,213          961,109          892,107        3,154,284
                                           ------------     ------------     ------------     ------------     ------------

Net loss                                   $   (282,371)    $   (350,213)    $   (961,109)    $   (892,107)    $ (3,154,284)
                                           ============     ============     ============     ============     ============

Net loss per share,  basic and diluted     $      (0.03)    $      (0.03)    $      (0.11)    $      (0.08)
                                           ============     ============     ============     ============

Average weighted number of
  shares outstanding, basic and diluted      11,144,272       11,144,767        8,536,848       11,144,767
                                           ============     ============     ============     ============




            See accompanying notes to condensed financial statements.

BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================


                                                                                   OCTOBER 9, 1996
                                                           NINE MONTHS ENDED         (INCEPTION)
                                                              SEPTEMBER 30,            THROUGH
                                                         -----------------------      SEPTEMBER 30,
                                                             2001         2002            2002
                                                         -----------     --------     -----------
         Net cash used in operating activities           $  (315,758)    $(42,592)    $  (469,726)
                                                         -----------     --------     -----------

         Cash flows from investing activities:
             Cash acquired in acquisition                    170,000           --         170,000
             Purchase of property, plant and equipment        (9,778)          --         (15,816)
                                                         -----------     --------     -----------
         Net cash provided by (used in) investing
             activities                                      160,222           --         154,184
                                                         -----------     --------     -----------

         Cash flows from financing activities:
             Increase in related party loans                 210,750       40,500         266,202
             Proceeds from sale of common stock - net
               of costs                                      (47,190)          --          52,235
                                                         -----------     --------     -----------
         Net cash provided by (used in) financing
             activities                                      163,560       40,500         318,437
                                                         -----------     --------     -----------

         Net increase (decrease) in cash                       8,024       (2,092)          2,895
                                                         -----------     --------     -----------

         Cash at beginning of period                              --        4,987              --
                                                         -----------     --------     -----------

         Cash at end of period                           $     8,024     $  2,895     $     2,895
                                                         ===========     ========     ===========

         SUPPLEMENTAL CASH FLOW INFORMATION:

         Non-cash investing and financing activities:
             Common stock issued for services            $   572,557     $     --     $   662,557
                                                         ===========     ========     ===========
             Common stock issued for acquisitions        $ 4,863,628     $     --     $ 4,863,628
                                                         ===========     ========     ===========




            See accompanying notes to condensed financial statements.

BIOMED RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Biomed Research Technologies, Inc. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying unaudited condensed consolidated financial statements include the accounts of Biomed Research Technologies, Inc. and its wholly owned subsidiary, Sure Medical, Inc. at September 30, 2002. All inter-company accounts have been eliminated in consolidation.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001 found in the Company's Form 10-KSB.


NOTE 2 - RELATED PARTY TRANSACTIONS

The following summarizes the Company's outstanding payables to related parties at September 30:


                                                 2001          2002
                                               --------     ---------

      Balance at beginning of period           $    953     $  38,075
      Payments (advances) during the period      17,122        40,500
                                               --------     ---------
      Balance payable at end of period         $ 18,075     $  78,575
                                               ========     =========


NOTE 3 - GOING CONCERN

The Company has minimal capital available to meet future obligations and to carry out its planned operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan is to raise equity. There can be no assurance that the Company can raise additional funding through the sale of its common stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         We, us, or our refers to Biomed Research Technologies, Inc. and our wholly owned subsidiary, Sure Medical, Inc.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

         For the three months ended September 30, 2002 our operating expenses were $282,371 as compared to operating expenses of $350,213 for the three month period ended September 30, 2001. We have incurred a net loss for the three months ended September 30, 2002 of $282,371 as compared to a net loss for the three months ended September 30, 2001 of $350,213.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

         For the nine months ended September 30, 2002 our operating expenses were $892,107 as compared to operating expenses of $961,109 for the nine month period ended September 30, 2001. We have incurred a net loss for the nine months ended September 30, 2002 of $892,107 as compared to a net loss for the nine months ended September 30, 2001 of $961,109.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, we had existing cash reserves of $2,895. We have no revenues. Our operating expenses from inception through September 30, 2002 were $3,154,284, mostly comprised of salary expense ($2,220,523). As a development stage company we have incurred a net loss from inception through September 30, 2002 of $3,154,284. Since our patent for the Bioavailability Booster was not acquired until 2001, a nominal amount of our net losses are attributable to product development and the nature of our net losses is principally compensation expense.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         On June 30, 2002, Dr. William Stafford terminated his consulting agreement with the Company. He had provided advisory and other related services to the Company. He remains a principal shareholder of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  99.1     Certification of Principal Executive Officer

                  99.2     Certification of Principal Financial Officer

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                           Biomed Research Technologies, Inc.


Date: November 12, 2002                    By: /s/ Ahmad Moradi
                                              ----------------------------------
                                           Ahmad Moradi, Chief Executive Officer


Date: November 12, 2002                    By: /s/ Steven Rosner
                                              ----------------------------------
                                           Steven Rosner, Vice President, Chief
                                           Operating Officer


Date: November 12, 2002                    By: /s/ Donald Clippinger
                                              ----------------------------------
                                           Donald Clippinger, President

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

         I, Ahmad Moradi, the principal executive officer of Biomed Research Technologies, Inc., a Florida corporation (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2002, of the Registrant (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                  c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         6. The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ Ahmad Moradi
                                            ------------------------------------
                                            Name:    Ahmad Moradi
                                            Title:   Principal Executive Officer

Dated:  November 13, 2002

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

         I, Richard Paull, the principal financial officer of Biomed Research Technologies, Inc., a Florida corporation (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2002, of the Registrant (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                  c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         6. The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ Richard Paull
                                            -----------------------------------
                                            Name:  Richard Paull
                                            Title: Principal Financial Officer

Dated:  November 13, 2002